Form 10-K
period 2008-12-31
CIT Equipment Collateral 2008-VT1
filed 2009-03-30
CIK 1434656

OMB APPROVAL
OMB Number:	3235-0063
Expires:	April 30, 2009
Estimated average burden hours per response . . .2,197.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

_________________________________________________________________________________________
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________ to ___________________________________________

Commission file number of issuing entity: 333-122288-05

CIT Equipment Collateral 2008-VT1
(Exact name of issuing entity as specified in its charter)

Commission file number of registrant/depositor: 000-30501

CIT Funding Company, LLC
(Exact name of registrant/depositor as specified in its charter)

CIT Financial USA, Inc.
(Exact name of sponsor as specified in its charter)

Delaware	26-6369346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Delaware, c/o Deutsche Bank Trust Company Americas, Structured Finance Services, 60 Wall Street, 26th Floor, Mail Stop NYC60-2606, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Issuing entity’s telephone number, including area code: (212) 250-2946

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Exhibit Index Appears on Page 10.

SEC 1673 (02-08)	Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         ☒ Yes ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                         ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

          Note.— If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Not Applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐
Yes
☐
No

Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

Item lB. Unresolved Staff Comments.

None.

Item 1112(b) of Regulation AB. Significant Obligor Financial Information.

Not Applicable.

Item 1114(b)(2) and Item 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.

On May 14, 2008, the issuing entity issued, inter alia, its Floating Rate Class A2-B Receivable Backed Notes. In connection with such issuance, the issuing entity entered into an interest rate swap agreement with Barclays Bank PLC, as external derivative counterparty. Such interest rate swap agreement is used to alter the payment characteristics of the cashflows from the issuing entity with respect to such asset-backed securities. The primary purpose of such interest rate swap agreement is not to provide credit enhancement related to the pool assets or such asset-backed securities. CIT Financial USA, Inc., the sponsor, has determined that, as of December 31, 2008 and during the period from May 14, 2008 through December 31, 2008, the “significance percentage”, as defined in and calculated under Item 1115 of Regulation AB (17 CFR 229.1115), for Barclays Bank PLC in respect of such interest rate swap agreement was less than ten percent (10%).

Please see the Prospectus Supplement, dated May 9, 2008, and the Prospectus, dated May 6, 2008, previously filed with the Securities and Exchange Commission (the “Commission”) with respect to the issuing entity on May 14, 2008 and with respect to the registrant/depositor on May 27, 2008 pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by the Supplement to Prospectus Supplement, dated May 13, 2008, previously filed with the Commission with respect to the issuing entity on May 14, 2008 and with respect to the registrant/depositor on May 27, 2008 pursuant to Rule 424(b)(5) of the Securities Act, for further information about Barclays Bank PLC and the material terms of the related interest rate swap agreement.

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities against the servicer, the depositor, any of the subservicers, the external derivative counterparty, the indenture trustee, the owner trustee or the issuing entity, or any property thereof, that are material to holders of the notes. The foregoing statements, insofar as they relate to Dell Financial Services, L.L.C., DFS-SPV, L.L.C., Barclay Bank PLC, Manufacturers and Traders Trust Company or Deutsche Bank Trust Company Delaware, are based on information provided by such entities. The registrant/depositor and the issuing entity have no reason to believe that such information is false, inaccurate or incomplete.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

CIT Funding Company, LLC, the registrant/depositor, holds all of the ownership interest in CIT Equipment Collateral 2008-VT1, the issuing entity. CIT Funding Company, LLC is a direct wholly-owned subsidiary of CIT Financial USA, Inc., the sponsor and servicer, and an indirect wholly-owned subsidiary of CIT Group Inc. CIT Communications Finance Corporation and CIT Technology Financing Services, Inc., which are originators and subservicers, and CIT Financial USA, Inc. are indirect wholly-owned subsidiaries of CIT Group Inc.

CIT Funding Company, LLC holds all of the ownership interest in CIT Equipment Trust – VFC Series, an originator. CIT Funding Company, LLC established CIT Equipment Trust – VFC Series to finance contracts and related equipment interests through a warehouse receivables securitization facility. CIT Funding Company, LLC terminated its warehouse receivables securitization facility with CIT Equipment Trust – VFC Series on August 15, 2008.

Dell Financial Services L.L.C., an originator and subservicer, holds all of the ownership interest in DFS-SPV L.L.C., an originator and subservicer. Although DFS-SPV L.L.C. is acting as a subservicer, it has delegated all subservicing operations, functions and activities to Dell Financial Services L.L.C. with respect to pool assets originated by Dell Financial Services L.L.C. Pursuant to certain arrangements, CIT Financial USA, Inc. regularly purchases finance receivables from Dell Financial Services L.L.C. through DFS-SPV L.L.C.

Please see the Prospectus Supplement, dated May 9, 2008, and the Prospectus, dated May 6, 2008, previously filed with the Commission with respect to the issuing entity on May 14, 2008 and with respect to the registrant/depositor on May 27, 2008 pursuant to Rule 424(b)(5) of the Securities Act, as supplemented by the Supplement to Prospectus Supplement, dated May 13, 2008, previously filed with the Commission with respect to the issuing entity on May 14, 2008 and with respect to the registrant/depositor on May 27, 2008 pursuant to Rule 424(b)(5) of the Securities Act, for further information about the foregoing affiliations, relationships and transactions. Except as set forth in the Prospectus Supplement and Prospectus, there are no material business relationships, agreements, arrangements, transactions, or understandings between the registrant/depositor or issuing entity and any of their affiliates, including the servicer, the sponsor or any originators, which would have a material adverse effect on the pool assets or the notes.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

          (a)(i) CIT Financial USA, Inc. (“CIT-FUSA”) has assessed its compliance as of December 31, 2008 and during the twelve months ended December 31, 2008 (the “Reporting Period”) with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(1)(ii) (to the extent such item is performed, in part, by subservicers), 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(i) (to the extent such item is performed, in part, by subservicers), 1122(d)(2)(ii) (to the extent that such item relates to (A) the actual disbursement or remittance of funds to investors which is performed by the indenture trustee and (B) disbursements on behalf of an obligor, and to the extent such item is performed, in part, by subservicers), 1122(d)(2)(iii) (to the extent that such item relates to guarantees regarding collections, cash flows or distributions, and to the extent such item is performed, in part, by subservicers), 1122(d)(2)(v) (to the extent such item is performed, in part, by subservicers), 1122(d)(2)(vi), 1122(d)(2)(vii) (to the extent such item is performed, in part, by subservicers), 1122(d)(3)(i) (to the extent that such item relates to agreement with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced), 1122(d)(3)(ii) (to the extent that such item relates to (A) the actual remittance of funds by subservicers from their own concentration accounts to the indenture trustee and (B) the actual disbursement or remittance of funds to investors which is performed by the indenture trustee), 1122(d)(3)(iii) (to the extent that such item relates to the actual disbursement or remittance of funds to investors which is performed by the indenture trustee, and to the extent such item is performed, in part, by subservicers), 1122(d)(4)(iii) (to the extent such item is performed, in part, by subservicers), 1122(d)(4)(v) (to the extent such item is performed, in part, by subservicers), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii), 1122(d)(4)(xiv) (to the extent such item is performed, in part, by subservicers) and 1122(d)(4)(xv) of such regulation, which CIT-FUSA has determined are not applicable to the servicing activities CIT-FUSA performs with respect to the asset-backed securities platform described in CIT-FUSA’s Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (the “CIT-FUSA Applicable Servicing Criteria”).

          (a)(ii) As more fully described in the related documents referred to below, CIT-FUSA has complied, in all material respects, as of December 31, 2008 and during the Reporting Period with the CIT-FUSA Applicable Servicing Criteria, except for the following:

          1. Item 1122(d)(3)(i): Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) Provide information calculated in accordance with the terms specified in the transaction agreements; (C) Are filed with the Commission as required by its rules and regulations; and (D) Agree with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the servicer.

The Company did not file its Report on Form 10D for the November 20, 2008 payment date and the collection period from October 1, 2008 to October 31, 2008 with the Commission timely as required by Item 1122(d)(3)(i) of Regulation AB.

          (a)(iii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (CIT Financial USA, Inc.).

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

          (b)(i) CIT Communications Finance Corporation (“CIT-CFC”) has assessed its compliance as of December 31, 2008 and during the Reporting Period with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(ii) (to the extent that such item relates to (A) the actual disbursement or remittance of funds to investors which is performed by the indenture trustee and (B) disbursements on behalf of an obligor), 1122(d)(2)(iii) (to the extent that such item relates to guarantees regarding collections, cash flows or distributions), 1122(d)(2)(iv), 1122(d)(2)(vi), 1122(d)(3)(i), 1122(d)(3)(ii) (to the extent that such item relates to (A) the Company’s receiving and acting upon instructions from the master servicer as to timing and amounts of remittances to the indenture trustee from the Company’s concentration account and (B) the actual disbursement or remittance of funds to investors which is performed by the indenture trustee), 1122(d)(3)(iii) (to the extent that such item relates to the actual disbursement or remittance of funds to investors which is performed by the indenture trustee), 1122(d)(3)(iv), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122(d)(4)(xv) of such regulation, which CIT-CFC has determined are not applicable to the servicing activities CIT-CFC performs with respect to the asset-backed securities platform that is described in CIT-CFC’s Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (the “CIT-CFC Applicable Servicing Criteria”).

          CIT-CFC engages certain vendors to perform the activities described in Items 1122(d)(2)(i), 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB (17 CFR 229.1122(d)(2)(i), 1122(d)(4)(i), 1122(d)(4)(ii)) and has policies and procedures in place designed to provide reasonable assurance that such vendors’ activities comply in all material respects with the servicing criteria applicable to such vendors. CIT-CFC has determined that such vendors are not servicers for purposes of Item 1101(j) of Regulation AB (17 CFR 229.1101(j)) and elected to take responsibility for assessing compliance with the servicing criteria applicable to such vendors, as permitted by Interpretation 17.06 of the Commission’s Division of Corporation Finance Manual of Publicly Available Telephone Interpretations (the “Telephone Interpretations”).

          (b)(ii) As more fully described in the related documents referred to below, CIT-CFC has complied, in all material respects, as of December 31, 2008 and during the Reporting Period with the CIT-CFC Applicable Servicing Criteria.

          (b)(iii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (CIT Communications Finance Corporation).

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

          (c)(i) CIT Technology Financing Services, Inc. (“CIT-TFS”) has assessed its compliance as of December 31, 2008 and during the Reporting Period with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(ii) (to the extent that such item relates to (A) the actual disbursement or remittance of funds to investors which is performed by the indenture trustee and (B) disbursements on behalf of an obligor), 1122(d)(2)(iii) (to the extent that such item relates to guarantees regarding collections, cash flows or distributions), 1122(d)(2)(iv), 1122(d)(2)(vi), 1122(d)(3)(i), 1122(d)(3)(ii) (to the extent that such item relates to (A) the Company’s receiving and acting upon instructions from the master servicer as to timing and amounts of remittances to the indenture trustee from the Company’s concentration account and (B) the actual disbursement or remittance of funds to investors which is performed by the indenture trustee), 1122(d)(3)(iii) (to the extent that such item relates to the actual disbursement or remittance of funds to investors which is performed by the indenture trustee), 1122(d)(3)(iv), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122(d)(4)(xv) of such regulation, which CIT-TFS has determined are not applicable to the servicing activities CIT-TFS performs with respect to the asset-backed securities platform which is described in CIT-TFS’s Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (the “CIT-TFS Applicable Servicing Criteria”). DFS states that it engages certain vendors to perform the activities described in Item 1122(d)(2)(i) of Regulation AB (17 CFR 229.1122(d)(2)(i)) and has policies and procedures in place designed to provide reasonable assurance that such vendors’ activities comply in all material respects with the servicing criteria applicable to such vendors.  DFS states that it has determined that such vendors are not servicers for purposes of Item 1101(j) of Regulation AB (17 CFR 229.1101(j)) and elected to take responsibility for assessing compliance with the servicing criteria applicable to such vendors, as permitted by Interpretation 17.06 of the Telephone Interpretations.

          CIT-TFS engages certain vendors to perform the activities described in Items 1122(d)(2)(i), 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB (17 CFR 229.1122(d)(2)(i), 1122(d)(4)(i), 1122(d)(4)(ii)) and has policies and procedures in place designed to provide reasonable assurance that such vendors’ activities comply in all material respects with the servicing criteria applicable to such vendors. CIT-TFS has determined that such vendors are not servicers for purposes of Item 1101(j) of Regulation AB (17 CFR 229.1101(j)) and elected to take responsibility for assessing compliance with the servicing criteria applicable to such vendors, as permitted by Interpretation 17.06 of the Telephone Interpretations.

          (c)(ii) As more fully described in the related documents referred to below, CIT-TFS has complied, in all material respects, as of December 31, 2008 and during the Reporting Period with the CIT-TFS Applicable Servicing Criteria, except for the following:

          1. Item 1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Certain reconciling items were not resolved within 90 calendar days of their original identification as required by Item 1122(d)(2)(vii)(D) of Regulation AB.

          (c)(iii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

33.3	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (CIT Technology Financing Services, Inc.).

34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

          (d)(i) Dell Financial Services L.L.C. and DFS-SPV L.L.C. (collectively, “DFS”) have assessed their compliance as of December 31, 2008 and during the Reporting Period with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(ii), 1122(d)(2)(iii), 1122(d)(2)(iv), 1122(d)(2)(vi), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(iii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122(d)(4)(xv) of such regulation, which DFS has determined are not applicable to the servicing activities DFS performs with respect to the asset-backed securities platform which is described in DFS’s Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (the “DFS Applicable Servicing Criteria”).

           DFS states that it engages certain vendors to perform the activities described in Item 1122(d)(2)(i) of Regulation AB (17 CFR 229.1122(d)(2)(i)) and has policies and procedures in place designed to provide reasonable assurance that such vendors’ activities comply in all material respects with the servicing criteria applicable to such vendors. DFS states that it has determined that such vendors are not servicers for purposes of Item 1101(j) of Regulation AB (17 CFR 229.1101(j)) and elected to take responsibility for assessing compliance with the servicing criteria applicable to such vendors, as permitted by Interpretation 17.06 of the Telephone Interpretations.

          (d)(ii) As more fully described in the related documents referred to below, DFS states that it has complied, in all material respects, as of December 31, 2008 and during the Reporting Period with the DFS Applicable Servicing Criteria, except for the following:

          1. 1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

DFS noted loss mitigation or recovery actions that were not initiated, conducted or concluded in accordance with the required timeframes established under the transaction agreement.

          2. 1122(d)(4)(viii): Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity’s activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

DFS noted certain collection activities that were not maintained during the period the Pool Assets were delinquent.

          3.  1122(d)(4)(xiv):  Delinquencies, charge offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.

DFS noted that certain bankruptcy notifications were not recognized and recorded in accordance with the transaction agreement.

          (d)(iii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

33.4	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (Dell Financial Services L.L.C. and DFS-SPV L.L.C.).

34.4	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

          (e)(i) Please note that the registrant/depositor and the issuing entity have determined that Manufacturers and Traders Trust Company, the indenture trustee, is not a party participating in the servicing function for purposes of Item 1122 of Regulation AB (17 CFR 229.1122) and Interpretation 12.01 and Interpretation 17.01 of the Telephone Interpretations. The registrant/depositor and the issuing entity believe that Manufacturers and Traders Trust Company is not required to provide a servicer compliance assessment and attestation under Item 1122 of Regulation AB (17 CFR 229.1122). Manufacturers and Traders Trust Company has informed the registrant/depositor and the issuing entity that it agrees with the foregoing assessment. As a result, Manufacturers and Traders Trust Company has not provided a servicer compliance assessment and attestation under Item 1122 of Regulation AB (17 CFR 229.1122) to the registrant/depositor or the issuing entity.

          (f)(i) The registrant/depositor hereby incorporates by reference into its Registration Statement on Form S-3 (File No. 333-122288) each of the Reports of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP filed as part of this report on Form 10-K as Exhibits 34.1, 34.2, 34.3 and 34.4.

          (f)(ii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.3	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.4	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

Item 1123 of Regulation AB. Servicer Compliance Statement.

          (a)(i) The following documents are filed as part of this report on Form 10-K in accordance with Item 1123 of Regulation AB (17 CFR 229.1123):

Exhibit No.	Description of Document:

35.1	Certification of Servicer Pursuant to Item 1123 of Regulation AB (CIT Financial USA, Inc.).

35.2	Certification of Servicer Pursuant to Item 1123 of Regulation AB (CIT Communications Finance Corporation).

35.3	Certification of Servicer Pursuant to Item 1123 of Regulation AB (CIT Technology Financing Services, Inc.).

35.4	Certification of Subservicer Pursuant to Item 1123 of Regulation AB (Dell Financial Services L.L.C. and DFS-SPV L.L.C.).

          (a)(ii) Please note that the registrant/depositor and the issuing entity have determined that the vendors engaged by CIT-CFC, CIT-TFS and DFS to perform certain specific and limited activities on their behalf in connection with the servicing function are not servicers for purposes of Item 1101(j) of Regulation AB (17 CFR 229.1101(j)) and Interpretation 3.01 of the Telephone Interpretations and Item 1123 of Regulation AB (17 CFR 229.1123). The registrant/depositor and the issuing entity believe that such vendors are not required to provide servicer compliance statements under Item 1123 of Regulation AB (17 CFR 229.1123). Such vendors have not provided servicer compliance statements under Item 1123 of Regulation AB (17 CFR 229.1123) to the registrant/depositor or the issuing entity. The foregoing statements, insofar as they relate to DFS, are based upon the determination of DFS that the vendors engaged by it are not servicers for purposes of Item 1101(j) of Regulation AB (17 CFR 229.1101(j)). The registrant/depositor and the issuing entity have no reason to believe that such determination is inaccurate or erroneous.

          (a)(iii) Please note further that the registrant/depositor and the issuing entity have determined that Manufacturers and Traders Trust Company, the indenture trustee, is not a servicer for purposes of Item 1101(j) of Regulation AB (17 CFR 229.1101(j)) and Interpretation 3.01 of the Telephone Interpretations and Item 1123 of Regulation AB (17 CFR 229.1123). The registrant/depositor and the issuing entity believe that Manufacturers and Traders Trust Company is not required to provide a servicer compliance statement under Item 1123 of Regulation AB (17 CFR 229.1123). Manufacturers and Traders Trust Company has informed the registrant/depositor and the issuing entity that it agrees with the foregoing assessment. As a result, Manufacturers and Traders Trust Company has not provided a servicer compliance statement under Item 1123 of Regulation AB (17 CFR 229.1123) to the registrant/depositor or the issuing entity.

PART II

Item 9B. Other Information.

None.

PART III

***

P ART IV

Item 15. Exhibits, Financial Statement Schedules.

          (a)(1) Not Applicable.

          (a)(2) Not Applicable.

          (a)(3) The following documents are filed as exhibits to this report on Form 10-K:

Exhibit No.	Description of Document:

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.3	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.4	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1	Certification Pursuant to Rule 15d-14(d) of the Securities Exchange Act of 1934, as Amended.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (CIT Financial USA, Inc.).

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (CIT Communications Finance Corporation).

33.3	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (CIT Technology Financing Services, Inc.).

33.4	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (Dell Financial Services L.L.C. and DFS-SPV L.L.C.).

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.4	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

35.1	Certification of Servicer Pursuant to Item 1123 of Regulation AB (CIT Financial USA, Inc.).

35.2	Certification of Servicer Pursuant to Item 1123 of Regulation AB (CIT Communications Finance Corporation.).

35.3	Certification of Servicer Pursuant to Item 1123 of Regulation AB (CIT Technology Financing Services, Inc.).

35.4	Certification of Subservicer Pursuant to Item 1123 of Regulation AB (Dell Financial Services L.L.C. and DFS-SPV L.L.C.).

          In addition, the following documents are incorporated by reference as exhibits into this report on Form 10-K under Rule 12b-32 (17 CFR 240.12b-32):

Exhibit No.	Description of Document:

3(i).1

Amended and Restated Trust Agreement dated as of April 1, 2008 between CIT Funding Company, LLC, as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, filed with the Commission as Exhibit 4.2 to the report on Form 8-K, dated May 16, 2008, with respect to the issuing entity on May 16, 2008.

4.1

Indenture dated as of April 1, 2008 between CIT Equipment Collateral 2008-VT1 and Manufacturers and Traders Trust Company, as Indenture Trustee, filed with the Commission as Exhibit 4.1 to the report on Form 8-K, dated May 16, 2008, with respect to the issuing entity on May 16, 2008.

4.2

Pooling and Servicing Agreement dated as of April 1, 2008 among CIT Equipment Collateral 2008-VT1, as Trust, CIT Funding Company, LLC, as Depositor, and CIT Financial USA, Inc., as Servicer, filed with the Commission as Exhibit 4.3 to the report on Form 8-K, dated May 16, 2008, with respect to the issuing entity on May 16, 2008.

10.1

Administration Agreement dated as of April 1, 2008 among CIT Equipment Collateral 2008-VT1, as Issuer, CIT Financial USA, Inc., as Administrator, CIT Funding Company, LLC, as Depositor, and Manufacturers and Traders Trust Company, as Indenture Trustee, filed with the Commission as Exhibit 10.1 to the report on Form 8-K, dated May 16, 2008, with respect to the issuing entity on May 16, 2008.

          (b) The issuing entity filed with the Commission during the period covered by this report on Form 10-K (i) one (1) Current Report on Form 8-K, dated May 16, 2008; and (ii) seven (7) Asset-Backed Issuer Distribution Reports on Form 10-D, dated June 30, 2008, July 30, 2008, August 28, 2008, September 29, 2008, October 30, 2008, December 9, 2008 and December 22, 2008, respectively.

          (c) Not Applicable.

          The Exhibits required to be filed pursuant to Form 10-K and Item 601 of Regulation S-K (17 CFR 229.601) are listed above and in the Exhibit Index that immediately follows the signature hereto.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders and the registrant/depositor and the issuing entity do not presently contemplate sending any such materials to security holders subsequent to the filing of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed by the Servicer on its behalf by the undersigned, thereunto duly authorized.

CIT EQUIPMENT COLLATERAL 2008-VT1
(Issuing entity)

Date: March 27, 2009	BY: CIT Financial USA, Inc., as Master Servicer
(Servicer)

	By:	/s/ Mark A. Carlson

(Signature)
		Name:	Mark A. Carlson
		Title:	Senior Vice President – Corporate Treasury
(senior officer in charge of servicing function of servicer)

EXHIBIT INDEX:

Exhibit Number:	Description of Document:

3(i).1

Amended and Restated Trust Agreement dated as of April 1, 2008 between CIT Funding Company, LLC, as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, filed with the Commission as Exhibit 4.2 to the report on Form 8-K, dated May 16, 2008, with respect to the issuing entity on May 16, 2008.***

4.1

Indenture dated as of April 1, 2008 between CIT Equipment Collateral 2008-VT1 and Manufacturers and Traders Trust Company, as Indenture Trustee, filed with the Commission as Exhibit 4.1 to the report on Form 8-K, dated May 16, 2008, with respect to the issuing entity on May 16, 2008.***

4.2

Pooling and Servicing Agreement dated as of April 1, 2008 among CIT Equipment Collateral 2008-VT1, as Trust, CIT Funding Company, LLC, as Depositor, and CIT Financial USA, Inc., as Servicer, filed with the Commission as Exhibit 4.3 to the report on Form 8-K, dated May 16, 2008, with respect to the issuing entity on May 16, 2008.***

10.1

Administration Agreement dated as of April 1, 2008 among CIT Equipment Collateral 2008-VT1, as Issuer, CIT Financial USA, Inc., as Administrator, CIT Funding Company, LLC, as Depositor, and Manufacturers and Traders Trust Company, as Indenture Trustee, filed with the Commission as Exhibit 10.1 to the report on Form 8-K, dated May 16, 2008, with respect to the issuing entity on May 16, 2008.***

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.3	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.4	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1	Certification Pursuant to Rule 15d-14(d) of the Securities Exchange Act of 1934, as Amended.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (CIT Financial USA, Inc.).

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (CIT Communications Finance Corporation).

33.3	Report on Assessment of Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (CIT Technology Financing Services, Inc.).

33.4	Report on Assessment Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB (Dell Financial Services L.L.C. and DFS-SPV L.L.C.).

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.4	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

35.1	Certification of Servicer Pursuant to Item 1123 of Regulation AB (CIT Financial USA, Inc.).

35.2	Certification of Servicer Pursuant to Item 1123 of Regulation AB (CIT Communications Finance Corporation).

35.3	Certification of Servicer Pursuant to Item 1123 of Regulation AB (CIT Technology Financing Services, Inc.).

35.4	Certification of Subservicer Pursuant to Item 1123 of Regulation AB (Dell Financial Services L.L.C. and DFS-SPV L.L.C.).

***Document incorporated by reference as an exhibit into this report on Form 10-K under Rule 12b-32 (17 CFR 240.12b-32).